Form 10KSB/A
period 1995-12-31
STRUTHERS INDUSTRIES INC
filed 1996-06-14
CIK 94945

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1995.        Commission File No. 0-2707.

                           STRUTHERS INDUSTRIES, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

           Delaware                                     73-0746455
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             100 WEST 5TH STREET, SUITE 601, TULSA, OKLAHOMA 74103
             -----------------------------------------------------
               (Address of principal executive office) (Zip Code)

                   Issuer's telephone number - (918) 582-1788
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                         COMMON STOCK, $0.10 PAR VALUE
                         -----------------------------
                             (Title of each class)

                            AMERICAN STOCK EXCHANGE
                  -------------------------------------------
                  (Name of each exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X  ;  No      .
                                                               -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,623,694
                                                          ----------

As of May 31, 1996, the registrant had outstanding 11,720,967 shares of its Common Stock, par value of $0.10, its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on May 31, 1996 was approximately $40,753,000 based upon the average sales prices on the American Stock Exchange on such date (See Item 5).

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the
Exhibit Index.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No   X  .
                                                                ----    -----

The following amendments are hereby made to Form 10-KSB for the year ended December 31, 1995, which was filed with the Commission on March 28, 1996 and is incorporated by reference herein.

ITEM 1.         DESCRIPTION OF BUSINESS

(A)     BUSINESS DEVELOPMENT

ON PAGE 3, UNDER THE HEADING "ACQUISITION," PARAGRAPH NUMBER THREE SHOULD BE DELETED.

(B)     BUSINESS OF REGISTRANT

                     CONTINUING OPERATIONS-ENERGY INDUSTRY

UNDER THE HEADING "DRILLING FLUID ADDITIVE SUPPLIER," BEGINNING ON PAGE 4, THE THIRD AND FIFTH PARAGRAPHS HAVE BEEN AMENDED TO READ AS FOLLOWS:-

Liberal Hull is currently the only supplier of these drilling fluid additives in the area. While there are other suppliers further away, the cost of delivery of the product to Liberal Hull's area would not allow them to be cost competitive with Liberal Hull. Accordingly, Liberal Hull does not believe the risk of loss of one of its customers is likely, although it would have a negative impact on Liberal Hull's operations. During 1995, MI Drilling Fluids, LLC accounted for 18% of consolidated energy revenues. During 1994, Baker Hughes Inteq, MI Drilling Fluids, LLC, and Baroid Drilling Fluids accounted for 16%, 15% and 11% of consolidated energy revenues, respectively. Bulk cotton seed hulls are available from a number of mills which remove the cotton fiber from the hulls.

Liberal Hull utilizes the services of MRI Associates, Inc. in Tulsa, Oklahoma to manage its operations, including acquisition of raw materials, sales and billing. Such management agreement which calls for a monthly fee of $4,000, was effective October 1, 1993 and terminates March 30, 1997 (pursuant to an extension executed April 1, 1995). The agreement is attached hereto as Exhibit 10(h). Liberal Hull has contracted with Lease America Services to provide all of the labor force necessary to operate its facility; accordingly, Liberal Hull has no full or part-time employees. Liberal Hull has no products or services which require governmental approvals.

UNDER THE HEADING "NATURAL GAS PROCESSING" BEGINNING ON PAGE 4, THE FIRST, THIRD AND SIXTH PARAGRAPHS HAVE BEEN AMENDED TO READ AS FOLLOWS:

Kinder owns and operates a gas processing plant and gas gathering pipelines near Kinder, Louisiana, and is primarily engaged in processing natural gas to remove the liquids, including propane, butane, and other liquids. Kinder shares the proceeds from such sales with the producers of natural gas based upon contracted sharing arrangements. The sales of liquids are allocated to all natural gas producers based upon the quality and volume of gas produced by such producers each month. The producers are then paid their contractual shares of the proceeds from the sales of the liquids, which ranges from 45% to 85% of the total revenue generated each month.

Kinder has a gas gathering pipeline which connects the producers who process their gas in Kinder's processing plant. Due to the capital costs involved with the installation of a gathering system, Kinder does not expect to experience any significant competition for the producers it has under contract. Kinder does, however, compete with a number of other gas processing plants in selling the propane, butane and other plant products it produces. Kinder's plant liquids represent a very small portion of the total amounts sold; accordingly, Kinder has very little influence on the price it receives for its products as they are dictated by overall market demand. The loss of a customer for one of Kinder's products should not have a negative impact as other purchasers are readily available. During 1995 and 1994, Amerigas accounted for 18% and 17% of consolidated energy revenues, respectively, while Enron Corp. accounted for 12% and 11% of consolidated energy revenues in 1995 and 1994, respectively.

Kinder contracts with Energy Service Investment Corporation in Tulsa, Oklahoma to manage plant operations and provide the necessary personnel to operate the plant; accordingly, Kinder has no full or part-time employees. The management contract calls for management services to be rendered to Kinder with respect to the operations of the Kinder gas processing plant and field and gas gathering system in exchange for a monthly fee of $3,000, adjusted annually based on the U.S. Employment and Earnings Index for Crude Petroleum and Gas Production Workers. The current monthly rate is $3,265 with an automatic renewal clause in effect, which automatically extends the agreements for an additional 12 months at the end of each year, unless terminated by either party upon sixty
(60) days' written notice.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNDER THE HEADING "LIQUIDITY AND CAPITAL RESOURCES," PARAGRAPH FIVE (5) ON PAGE 10 HAS BEEN AMENDED TO READ AS FOLLOWS:

Due to the availability of net operating loss carryforwards and percentage depletion carryforwards as of December 31, 1995 of approximately $18,000,000, income taxes should not adversely impact the Company in the foreseeable future, except for the impact of alternative minimum tax and certain state income taxes. The Company experienced a change in control for income tax purposes during 1993, which limits the annual utilization of the net operating loss and investment tax credit carryforwards to approximately $2,350,000. The Company will experience another change in control for income tax purposes during 1996 if the WIN transaction is consummated, which is expected to further reduce the availability of the net operating loss and investment tax credit carryforwards. Assuming that the price of a share of common stock of the Company is $3.00, the number of shares outstanding is 12 million and the federal long-term tax-exempt rate is 5.31% (the applicable rate in effect in April 1996), the limitation on the use of the NOL carryforwards which would result if the WIN is consummated would be $1,911,600.

ITEM 7. FINANCIAL STATEMENTS

IN NOTE 7, "LONG-TERM OBLIGATIONS," THE LAST FULL PARAGRAPH ON PAGE F-18 HAS BEEN AMENDED TO READ AS FOLLOWS:

The Company is in default on the Liberal Hull note as payments on the note were discontinued in July 1994. Accordingly, the entire balance is included in current maturities of long-term obligations at December 31, 1995 (Note 10). The Liberal Hull default was cured as of March 31, 1996. The Company has no other long-term debt with cross-default clauses.

IN NOTE 14, "FOURTH QUARTER ADJUSTMENTS" THE THIRD PARAGRAPH ON PAGE F-25 HAS BEEN AMENDED TO READ AS FOLLOWS:

WIN Agreement -- The Company recognized the additional amount due in connection with the settlement of its lawsuit discussed in Note 10 of $1,850,000 in anticipation of completing the agreement with WIN discussed in Note 3. Management further expensed certain costs, previously capitalized, in connection with this agreement. A total of $207,776 in costs previously capitalized were expensed during the fourth quarter of 1995. Included in these costs was a total of $112,776 in legal fees associated with the acquisition of WIN and the related investment in Command Entertainment, Inc., both of which could be capitalized as a part of the basis in the assets acquired. The other costs of $95,000 were fees paid to investment bankers and consultants relating to due diligence and the planned future public or private stock offerings of the Company following the Closing.

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS. THE EXHIBIT INDEX ON PAGES 23 AND 24 HAS BEEN AMENDED AND RESTATED AS IT APPEARS FOLLOWING THE SIGNATURE PAGE HEREIN.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        STRUTHERS INDUSTRIES, INC.


Date:  June 12, 1996                    By: /s/ G. DAVID GORDON
      -------------------------             --------------------------------
                                            G. David Gordon,
                                            Acting President and Principal
                                            Financial Officer


Date:  June 12, 1996                    By: /s/ JAMES R. ROSS
      -------------------------             --------------------------------
                                            James R. Ross,
                                            Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



Date:  June 12, 1996                    By: /s/ G. DAVID GORDON
      -------------------------             --------------------------------
                                            G. David Gordon, Director


Date:  June 12, 1996                    By: /s/ W. LEO MORRIS
      -------------------------             --------------------------------
                                            W. Leo Morris, Director


Date:  June 12, 1996                    By: /s/ JOHN D. WILSON
      -------------------------             --------------------------------
                                            John D. Wilson, Director

THE EXHIBIT INDEX IS HEREBY AMENDED TO READ AS FOLLOWS:

EXHIBITS HAVE BEEN OMITTED FROM THIS COPY. COPIES OF EXHIBITS MAY BE OBTAINED FROM STRUTHERS INDUSTRIES, INC. ("THE COMPANY") UPON REQUEST AND PAYMENT OF THE COMPANY'S COSTS IN FURNISHING SUCH COPIES. COPIES MAY ALSO BE OBTAINED FROM THE SECURITIES AND EXCHANGE COMMISSION FOR A SLIGHT CHARGE.

          (The foregoing is not applicable to the original(s) hereof.)


                                 EXHIBIT INDEX


SECURITIES
AND EXCHANGE
COMMISSION                                                                 PAGE
EXHIBIT NO.    TYPE OF EXHIBIT                                           NUMBER
- ------------   ---------------                                           ------
  3            Articles of Incorporation and Bylaws-

  3.1          Certificate of Incorporation of the Company and
               amendments thereto (filed as Exhibit 3.1 to
               Registration Statement on Form S-1 of the
               Registrant) (File No.2-68759) and incorporated
               herein by reference thereto.                               N/A

  3.2          Bylaws of the Company (filed as Exhibit 3.2 to
               Registration Statement on Form S-1) (File No.
               2-23219) and incorporated herein by reference
               thereto                                                    N/A

  4            Instruments defining the rights of security holders,
               including indentures                                       N/A

  9            Voting Trust Agreement                                     N/A

  10           Material Contracts

               (a)  Asset Purchase Agreement between Peacock
                    Aerospace, Inc. and MPDC, Inc. and Nortek, Inc.
                    included as Exhibit (2) to the Company's Form
                    8-K, dated May 21, 1991, and filed with the
                    Commission and is incorporated herein by
                    reference thereto                                     N/A

               (b)  Stock Purchase Agreement between Struthers
                    Industries, Inc. and Dr. Nasim M. Siddiqui
                    included as Exhibit (1) to the Company's
                    Form 8-K, dated March 17, 1993, and filed
                    with the Commission and is incorporated
                    herein by reference thereto                           N/A

               (c)  Incentive Stock Option Plan included as
                    Exhibit (1) to the Company's Form S-8,
                    dated July 9, 1992, and filed with the
                    Commission and is incorporated herein by
                    reference thereto                                     N/A

               (d)  Nonstatutory Stock Option Plans included
                    as Exhibit (1) to the Company's Forms S-8,
                    dated July 9, 1992 and November 23, 1992,
                    and filed with the Commission and is
                    incorporated herein by reference thereto              N/A

               (e)  May 1, 1994 Employment Agreement with
                    R. Michael Still included as Exhibit (1)
                    to the Company's Form 10-KSB, dated
                    April 10, 1995, and filed with the
                    Commission and is incorporated herein by
                    reference thereto                                     N/A

               (f)  June 1, 1994 Employment Agreement with
                    John D. Wilson included as Exhibit (2)
                    to the Company's Form 10-KSB, dated
                    April 10, 1995, and filed with the
                    Commission and is incorporated herein by
                    reference thereto                                     N/A

               (g)  1995-1996 Nonstatutory Stock Option Plan
                    included as Exhibit (1) to the Company's
                    Form S-8, dated June 20, 1995 and filed
                    with the Commission and is incorporated
                    herein by reference thereto                           N/A

               (h)  Service Agreement of Struthers Industries,
                    Inc. with MRI Associates, Inc. dated
                    October 1, 1993                                        25

               (i)  Management Agreement of Kinder Gas
                    Processing Corporation with Energy Service
                    Investment Corporation                                 29

  11           Statement regarding Computation of Per Share
               Earnings                                                   N/A

  13           Annual Report to Security Holders                          N/A

  16           Letter on Change in Certifying Accountants
               included as Exhibit 16 to the Company's Form
               8-K, dated January 18, 1996 and filed with the
               Commission and is incorporated herein by
               reference thereto                                          N/A

  18           Letter regarding Change in Accounting Principles           N/A

  19           Previously unfiled documents                               N/A

  22           Subsidiaries of the Registrant - Included in
               Item 1(a)                                                  N/A

  23           Published Report Regarding Matters Submitted to
               Vote of Security Holders                                   N/A

  24           Consents of Experts and Counsel                           50-51

  25           Power of Attorney                                          N/A

  28           Additional Exhibits                                        N/A

  29           Information from reports furnished to state
               insurance regulatory authorities                           N/A