Form 10QSB
period 1996-06-30
STRUTHERS INDUSTRIES INC
filed 1996-08-14
CIK 94945

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended: JUNE 30, 1996        Commission File Number: 0-2707

                           STRUTHERS INDUSTRIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                        73-0746455
                  --------                        ----------
         (State or other jurisdiction of          (IRS Employer
         incorporation or organization)           Identification No.)

              100 WEST 5TH STREET, SUITE 601, TULSA, OKLAHOMA 74103
              -----------------------------------------------------
                     (Address of principal executive office)

                                 (918) 582-1788
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.       Yes   X      No
                       --------    ---------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the period covered by this report.

         COMMON STOCK $0.10 PAR VALUE              11,720,967
         ----------------------------              ----------
                    Class                          Outstanding at
                                                   June 30, 1996

Transitional Small Business Disclosure Format:  Yes      ;  No   X
                                                    -----      -----



                                    1 of 20

                           STRUTHERS INDUSTRIES, INC.

                                      INDEX

                                                                           Page
                                                                           No.
                                                                           ---
PART I.       Financial Information:

      Item 1. Condensed Consolidated Balance Sheets                            3
              June 30, 1996 and December 31, 1995

              Condensed Consolidated Statements of Operations -                4
              Three and Six Months Ended June 30, 1996 and 1995

              Condensed Consolidated Statement of Stockholders'                5
              Equity - Six Months Ended June 30, 1996

              Condensed Consolidated Statements of Cash Flows -              6-7
              Six Months Ended June 30, 1996 and 1995

              Notes to Condensed Consolidated Financial                     8-13
              Statements - Six Months Ended June 30, 1996
              and 1995

      Item 2. Management's Discussion and Analysis of                      14-19
              Financial Condition and Results of Operations

PART II.      Other information                                               20




                                    2 of 20

                         PART I - FINANCIAL INFORMATION

                           STRUTHERS INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,          DECEMBER 31,
                                                               1996                1995
                                                            (Unaudited)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $    582,981        $    242,569
  Equity securities                                             104,183              85,000
  Receivables, net                                            1,555,029             399,642
  Inventories                                                 1,810,403             139,866
  Prepaid expenses and other assets                              73,880              23,957
  Deferred income taxes                                          76,000              76,000
                                                           ------------        ------------
                                                              4,202,476             967,034
Property and equipment                                        7,050,315             955,461
Investment securities                                           525,000             525,000
Goodwill                                                      2,357,825                  --
Other assets                                                    309,796                  --
Net assets of discontinued operations                                --           9,959,568
                                                           ------------        ------------
                                                           $ 14,445,412        $ 12,407,063
                                                           ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $    851,869        $    427,113
  Accrued liabilities                                           449,599             318,040
  Accrued settlement expense                                  3,250,000           3,500,000
  Current maturities of long-term obligations                   199,729             397,193
                                                           ------------        ------------
                                                              4,751,197           4,642,346
Long-term obligations                                           710,276             327,926
Minority interest                                               241,669                  --
STOCKHOLDERS' EQUITY
  Common stock, par value $.10 per share, authorized
   25,000,000 shares; issued and outstanding
   11,720,967 at June 30, 1996 and 11,625,967 at
   December 31, 1995                                          1,172,097           1,162,597
  Additional paid-in capital                                 35,971,507          35,789,757
  Stock subscriptions receivable                               (210,000)           (921,500)
  Foreign currency translation adjustment                       (36,502)
  Accumulated deficit                                       (28,154,832)        (28,594,063)
                                                           ------------        ------------
                                                              8,742,270           7,436,791
                                                           ------------        ------------
                                                           $ 14,445,412        $ 12,407,063
                                                           ============        ============

See notes to condensed consolidated financial statements.




                                    3 of 20

                           STRUTHERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                     THREE MONTHS                           SIX MONTHS
                                                    ENDED JUNE 30,                        ENDED JUNE 30,
                                                1996               1995              1996               1995
SALES AND REVENUES                          $ 1,939,233        $ 2,070,135        $4,139,790        $ 3,742,384
COST OF SALES                                 1,550,746          1,588,828         3,295,265          2,965,853
                                            -----------        -----------        ----------        -----------
Gross profit (loss)                             388,487            481,307           844,525            776,531

OTHER EXPENSE (INCOME)
  Selling, general and administrative           544,144            626,812         1,226,426          1,051,329
  Interest                                       64,570             51,097           132,559            107,544
  Settlement expense                                 --          1,900,000                --          1,900,000
  Loss on sale of assets                         73,700                 --            73,700                 --
  Equity in joint venture losses                 12,363                 --            71,847                 --
  Loss (gain) on equity securities                   --                 --          (174,428)            28,391
  Interest and other income                     (33,388)           (42,716)         (153,479)           (86,127)
                                            -----------        -----------        ----------        -----------
                                                661,389          2,535,193         1,176,625          3,001,137
Loss before income tax (benefit) and
  minority interest                            (272,902)        (2,053,886)         (332,100)        (2,224,606)
Income tax benefit                             (767,000)                --          (811,000)                --
                                            -----------        -----------        ----------        -----------
                                                494,098         (2,053,886)          478,900         (2,224,606)
Minority interest                               (39,669)                --           (39,669)                --
                                            -----------        -----------        ----------        -----------
NET EARNINGS (LOSS)                         $   454,429        $(2,053,886)       $  439,231        $(2,224,606)
                                            ===========        ===========        ==========        ===========


NET EARNINGS (LOSS) PER PRIMARY SHARE       $      0.04        $     (0.23)       $       0.04        $     (0.25)
                                            ===========        ===========        ============        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          11,720,967          8,935,133          11,683,000          8,935,133
                                            ===========        ===========        ============        ===========

See notes to condensed consolidated financial statements.




                                    4 of 20

                           STRUTHERS INDUSTRIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         SIX MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)


                                                                                     FOREIGN
                                    COMMON            ADDITIONAL        STOCK        CURRENCY
                                    STOCK              PAID-IN       SUBSCRIPTION   TRANSLATION  ACCUMULATED
                                  PAR VALUE            CAPITAL        RECEIVABLE    ADJUSTMENT     DEFICIT               TOTAL
Balance January 1, 1996           $1,162,597         $35,789,757      $(921,500)    $     --     $(28,594,063)        $7,436,791

Stockholder contribution                                  25,000                                                          25,000

Exercise common stock
  warrants                             9,500             156,750        (70,000)                                          96,250

Stock subscription
  receivable collections                                                781,500                                          781,500

Foreign currency trans-
  lation adjustment                                                                  (36,502)                            (36,502)

Net earnings                                                                                          439,231            439,231

                                  ----------         -----------      ---------     --------     ------------         ----------
Balance June 30, 1996             $1,172,097         $35,971,507      $(210,000)    $(36,502)    $(28,154,832)        $8,742,270
                                  ==========         ===========      =========     ========     ============         ==========

See notes to condensed consolidated financial statements.



                                    5 of 20

                           STRUTHERS INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                    1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                               $ 439,231        $(2,224,606)
Adjustments to reconcile net earnings (loss) to net
  cash used in operating activities:
    Depreciation, depletion and amortization                        225,081            221,205
    Minority interest                                                39,669                 --
    Deferred income taxes                                          (811,000)                --
    Loss (gain) on sale of equity securities                       (174,428)            28,391
    Loss on sale of assets                                           73,700                 --
    Gain from lawsuit settlement                                    (51,819)                --
    Foreign operations                                              100,847                 --
    Change in operating assets and liabilities
      Receivables                                                  (293,014)            56,023
      Inventories                                                  (385,103)             2,582
      Prepaid expenses and other assets                             (13,593)            41,274
      Accounts payable and accrued liabilities                      163,771          1,187,856
                                                                  ---------        -----------
                                                                   (686,658)          (687,275)
                                                                  ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                             (180,997)          (302,907)
  Investment in joint venture                                            --           (181,246)
  Proceeds from sale of equity securities                           674,276             89,779
  Purchase of equity securities                                    (305,683)                --
  Other loans made                                                  (25,000)          (200,000)
  Acquisition of SPS Alfachem, Inc.                                 (75,000)                --
  Loans made to World Integrated Network of Companies               (89,996)           (49,900)
  Proceeds from sale of assets                                      115,000          1,540,223
                                                                  ---------        -----------
                                                                    112,600            895,949
                                                                  ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan principal payments                                          (233,949)          (540,306)
  Loan proceeds                                                          --            500,000
  Payment of accrued settlement expense                            (250,000)                --
  Stockholder contribution                                           25,000            200,000
  Exercise of common stock warrants                                  96,250                 --
  Sale of common stock by subsidiary                                202,000                 --
  Collection of stock subscriptions receivable                      896,500                 --
                                                                  ---------        -----------
                                                                    735,801            159,694
                                                                  ---------        -----------
Net cash from operations                                            161,743            368,368
Net cash from discontinued operations (Rose Ltd. at 1/1/96)         178,669                 --
                                                                  ---------        -----------
Increase in cash and cash equivalents                               340,412            368,368
Cash and cash equivalents, beginning of period                      242,569          1,549,969
                                                                  ---------        -----------
Cash and cash equivalents, end of period                          $ 582,981        $ 1,918,337
                                                                  =========        ===========

See notes to condensed consolidated financial statements.


                                     6 of 20

                          STRUTHERS INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)

                                                            1996          1995
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION

Interest paid                                              $43,959      $100,474
                                                           =======      ========

Income taxes paid                                          $    --      $     --
                                                           =======      ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

Stock subscription receivable issued as partial
  consideration for exercise of common stock warrant       $70,000      $     --
Debt reduction realized upon settlement of Liberal
  Hull lawsuit                                              51,819            --
Equipment purchased under capital lease agreements              --        51,377
Inventory exchanged for accounts payable                        --       510,538
Common stock exchanged for convertible debentures               --       249,000
Common stock exchanged for stock subscriptions
  receivable                                                    --       862,500


See notes to condensed consolidated financial statements.




                                    7 of 20

                           STRUTHERS INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (Unaudited)

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The condensed consolidated financial statements of Struthers Industries, Inc. include the accounts of Struthers Industries, Inc. ("Struthers") and its wholly-owned subsidiaries, Peacock Aerospace, Inc. ("Peacock"), incorporated April 25, 1991, Rose Color, Inc. ("Rose Color"), acquired March 1, 1993, Kinder Gas Processing Corporation ("Kinder"), acquired on May 1, 1993, Liberal Hull Company ("Liberal Hull"), incorporated on October 5, 1993, and Rose Color's 80% owned subsidiary, JBW International, Inc. ("JBW"), acquired July 1, 1994. In anticipation of the closing of the acquisition of Wincom Inc., formerly World Integrated Network of Companies, Inc. ("WINCOM"), on August 7, 1995, Struthers acquired approximately 94% of Global Ecosystems, Inc. ("Global"), an inactive company trading on the National Bulletin Board. Global was renamed Rose International Ltd. ("Rose Ltd") and the stock of Rose Color was transferred to Rose Ltd. During May 1996, Rose Ltd. acquired 100% of the stock of SPS Alfachem, Inc., which is expected to provide Rose Ltd. with an entry into the fine chemicals market through its strong technology base. (Struthers and its subsidiaries are collectively referred to as the "Company").

         During June 1996, it was determined that it would be necessary to retain the Company's ownership in Rose Ltd. in order to facilitate the listing application of the Company on the Nasdaq Stock Market. Accordingly, the financial results presented no longer include Rose Ltd. and its subsidiaries as discontinued operations of the Company.

         The condensed financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited. The condensed consolidated balance sheet at December 31, 1995 included in this report has been derived from the audited consolidated balance sheet.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting


                                    8 of 20
         principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB as amended by Form 10-KSB/A for the year ended December 31, 1995. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.



B.       DISCONTINUED OPERATIONS

         As more fully discussed below, the Company entered into an asset purchase agreement with WINCOM which provided for the spin-off of its majority-owned subsidiary, Rose Ltd. Under this agreement, the stockholders of the Company would proportionately acquire shares of stock in Rose Ltd. To facilitate this event the Company entered into an agreement with a shell corporation, Global, in which Global acquired Rose Color by issuing 4,500,000 shares of its common stock to the Company in exchange for the Company's common stock investment in Rose Color. The Company paid $100,000 and Global issued 225,000 shares of its restricted common stock to consultants as fees for administering this transaction. The Company is obligated to register the restricted common stock. The Company owned 94% of Global, which changed its name to Rose International Ltd. Accordingly, the following assets and liabilities of Rose Ltd. were treated as net assets of discontinued operations in the balance sheet of the Company at December 31, 1995. As discussed above, with the change in plans to not distribute the Company's ownership in Rose Ltd. to its shareholders, the assets of Rose Ltd. and its subsidiaries are consolidated with the Company's other operations at June 30, 1996.




                                    9 of 20

                                                                    DECEMBER 31,
                                                                        1995
Cash                                                                $  178,670
Marketable securities                                                  213,348
Accounts receivable                                                    862,376
Inventories                                                          1,285,434
Property and equipment                                               6,259,906
Goodwill                                                             2,349,930
Investment in foreign operations                                       417,512
Other assets                                                            86,588
Long-term debt and current maturities                                 (446,055)
Current liabilities                                                   (417,141)
Deferred income taxes                                                 (831,000)


                                                                    ----------
                                                                    $9,959,568
                                                                    ==========



C.       AGREEMENT WITH WINCOM INC.

         As set forth in the Agreement of Merger dated June 14, 1996, which superseded the earlier Asset Purchase Agreement originally dated May 25, 1995, and amended thereafter, the Company entered into a Merger Agreement with WINCOM, a privately-held Los Angeles, California based company. It is the intention of this agreement, if consummated, to provide for the merger of WINCOM with and into the Company. If consummated, the management of WINCOM will replace the Company's current management and the current stockholders of the Company will retain approximately 8% (6% fully-diluted) of the resulting Company.

         The completion of this transaction is subject to the fulfillment of several conditions including, but not limited to, the obligation of the Company to settle all pending litigation against the Company, a minimum cash balance of the Company adjusted for settlement of litigation costs and the approval of the Company shareholders through proxy solicitation conforming to SEC rules.




                                    10 of 20

D.       LONG-TERM OBLIGATIONS

         During the six months ended June 30, 1996, the Company made payments on long-term obligations of $233,949 and did not incur any new debt.

         In addition, the Company settled its litigation with the predecessor owners of Liberal Hull, which resulted in a further reduction in long-term obligations of $27,220, as well as the elimination of the net accrued interest balance at the time of $24,599. The resulting balance of $299,800 will be amortized over a five year period.

E.       STOCK OPTIONS AND WARRANTS

         During 1995, the Company established its 1995-1996 stock option plan which reserved 2,500,000 common shares for certain employees, directors and consultants to purchase the Company's common stock. During 1995, options to acquire 2,335,000 shares were granted and exercised. As of June 30, 1996 there continues to remain available options to acquire 165,000 shares of the Company's common stock under this plan which have not been granted.

         As of January 1, 1996, there were warrants outstanding to acquire 140,000 shares of the Company's common stock at $1.75 per share. During the six months ended June 30, 1996, one warrant was exercised for cash to acquire 15,000 shares and one warrant was exercised to acquire 80,000 shares. One-half of the $140,000 exercise price was paid in cash and the remaining balance was paid through execution of a stock subscription payable to the Company. There remains one warrant to acquire 45,000 shares of the Company's common stock outstanding at June 30, 1996.

         As of June 30, 1996, there were stock subscription receivables in the amount of $210,000 which is recorded as a reduction in stockholders' equity.

F.       INCOME TAXES

         The Company follows SFAS No. 109, "Accounting for Income Taxes".

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. SFAS No. 109 requires that a valuation allowance be established to reduce deferred tax assets to the amount that is more likely than not to be realized.


                                    11 of 20

         The income tax benefit recorded by the Company during the six months ended June 30, 1996 in the amount of $811,000 consists of the expected amount at the federal statutory rate of $113,000, the state tax benefit, net of the federal tax benefit of $14,000, less the non-deductible goodwill amortization of $22,000 and a decrease to the valuation allowance of $706,000. During the six months ended June 30, 1995, the expected amount at the federal statutory rate of $756,000, the state benefit, net of the federal tax benefit of $91,000, less the non-deductible goodwill amortization of $22,000 was eliminated by an increase of $825,000 to the valuation allowance.

G.       COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

         During 1994, two actions were filed against the Company and certain of its current and former directors. The claimants' actions were treated as class actions and alleged that the Company and the named individuals violated Sections 10(b), 10(b)-5 and 20(a) of the Securities and Exchange Act of 1934 and rules and regulations thereunder by perpetrating a fraud on the market by causing false and misleading statements concerning the Company to be made to the investing public.

         On or about July 15, 1995, the Company and the other parties in these actions reached an agreement in principle to settle both actions. The parties executed a memorandum of understanding which incorporates all the terms of the settlements in the respective lawsuits. On or about April 16, 1996, the parties slightly modified the terms of the proposed settlement (but not the total settlement amount) which now call for total payments by February 15, 1997 of $1.9 million plus interest by the Company. As of August 1, 1996, the Company had paid a total of $500,000 into the settlement fund. The total amount of the settlement could increase to $3.75 million plus interest if the transaction with WINCOM described above, or a transaction resulting in more than a thirty percent (30%) change in the ownership of the Company, is consummated by April 16, 1997. The Company accrued the entire amount of $3,750,000 as a settlement expense in 1995.

         The Company has secured the payment of the balance of $3.25 million through the issuance of two million shares of authorized but unissued common stock into trust for the benefit of the class members, which shares will be registered by the Company in an anticipated public offering in late 1996 or early 1997. In addition, the Company has executed two consent judgments to be held by Plaintiffs' counsel pending the receipt of the full settlement. One judgment in the amount of $1.4 million may be filed of record and executed upon in the event that the Company does not enter


                                    12 of 20
         into the transaction with WINCOM by September 1, 1996. The remaining judgment of $1.85 million may be executed upon if a similar transaction is not consummated by April 16, 1997 or the Company fails to make the total amount of the settlement payments due. In any event, the total sum to be collected on behalf of the plaintiffs shall not exceed the sum of $3.75 million plus interest. The definitive settlement agreement incorporating the terms of the memorandum of understanding is in the process of being prepared and will be subject to the approval of the United States District Court for the Northern District of Oklahoma.

         During March 1996, the Company settled its litigation with the predecessor owners of Liberal Hull, which resulted in a reduction in long-term obligations in the amount of $27,220, as well as the elimination of the net accrued interest balance of $24,599. The resulting balance of $299,800 will be amortized over a five year period.





                                    13 of 20

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A.       LIQUIDITY AND CAPITAL

         The Company had a working capital deficit of $548,721 at June 30, 1996 as compared to a working capital deficit of $3,675,312 at December 31, 1995, an improvement of $3,126,591 during the period. Approximately $2,275,000 of the reduction in the working capital deficit is a result of consolidation of Rose Ltd. at June 30, 1996, whereas all net assets were considered non-current when classified as net assets of discontinued operations at December 31, 1995. In addition $300,000 of the reduction in working capital deficit was the result of the settlement of the Liberal Hull lawsuit and the resulting reclassification of the associated debt. The remaining improvement is primarily from collection of stock subscriptions receivable.

         The cash position of the Company increased by approximately $161,000 during the six months ended June 30, 1996. The increase is primarily the result of cash from financing activities of $736,000 and investing activities of $113,000 less cash used in operating activities of $687,000. Cash used in operating activities remained the same during the six months ended June 30, 1996 as compared to the same 1995 period.

         Assuming that the Agreement and Plan of Merger between the Company and WINCOM described in the notes to the consolidated condensed financial statements is consummated, following the closing of such Agreement, the proposed new management team currently intends to commence the implementation of the WINCOM Business Plan, which focuses on the formation and implementation of commercial enterprises in the telecommunications industry. The Company's major business activities Will be focused in the development and deployment of resources in the following areas: (1) Interactive and direct response television programming delivered in a "new media" entertainment format; (2) commercial applications for IVDS systems placed in service pursuant to IVDS broadcast licenses proposed to be transferred to the Company, subject to the approval of the FCC; (3) and commercial application of telecommunications technologies complementary to the Company's proposed television programming and IVDS systems. The Company also intends to pursue long-term, growth-oriented strategies to enhance such activities, particularly through business acquisitions, strategic alliance, joint ventures and long-term distribution and licensing agreements. Management will also continue to supervise the Company's remaining energy-related operations. However, it is currently contemplated that these operations will be reduced and ultimately liquidated so that the Company can focus on the implementation of its Business Plan.


                                    14 of 20

         A portion of the television programming is intended to be financed by leveraging the fixed assets of the Company following the Closing. In addition, the Company will be exploring other alternatives for funding television programming and the other components of its business. The Company anticipates committing no more than $25 million in total to television programming and no more than $10 million per project during this initial phase though the next 12 months.

         The Company expects that a significant portion of the proposed acquisitions and alliances will complement the new media, technology and IVDS components of its business. The Company believes that through its current lower leverage approach to accumulating its assets, it has built a flexible capital structure which will allow it to utilize its market capitalization and debt capacity as currency for strategic acquisitions. The Company will continue to review a number of existing cash flow generating entertainment and distribution companies which management believe offer strategic fits in the Company's overall business emphasis of "new media."

         The Company anticipates that during the next 12 months it will open offices in Los Angeles and Washington, D.C. for regulatory matters, and New York for financial and capital market matters. The Company is expected to continue to have a presence in Oklahoma to supervise its energy-related interests, under the direction of Mr. Gordon, the current Acting President of the Company.

         WINCOM has historically utilized a number of contractual services for strategic staffing functions. Although a significant percentage of technical expertise will continue to be provided through these contractual relations, the Company is anticipated to hire approximately 15 to 25 full time staff over the next 12 months. The IVDS operations of the eight regions in the United States are anticipated to be managed by a third party contractor. Therefore, staffing will depend on the speed with which markets come on line. Television production will primarily involve contract producers, directors, writers and other creative personnel and should not impact the staffing levels of the Company. Given the significant federal regulation of the Company's contemplated new key businesses (IVDS and TV production), the Washington, D.C. office is anticipated to have initially a staff of three but may increase as the IVDS business-related revenue increases. It is anticipated that New York will have five persons on its staff initially to oversee financial markets, capital markets and shareholder relations. The Company anticipates building a regional marketing staff for the IVDS services of from 8 to 24 persons during the twelve months following the Closing, depending on the timing of IVDS licenses transfers




                                    15 of 20
         and the Company's ability to profitably increase test market sales for key IVDS services such as utility meter reading.

         The Company does not anticipate any material expenditures for research and development in the first twelve months after the Closing, other than approximately $2.4 million in connection with the development of its order management system.

B.       RESULTS OF OPERATIONS

         With the sale of Peacock, which was consummated during the first quarter of 1995, the Company now has two operating segments, the chemical operations of Rose Ltd. and its subsidiaries and the energy operations of Struthers, Kinder and Liberal Hull.



                           REVENUES AND COST OF SALES

         The following table summarizes revenues and related cost of sales for the three and six month periods ended June 30, 1996 and 1995.



                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   JUNE 30,                           JUNE 30,
                             1996             1995             1996              1995
Revenues:
  Dye manufacturing       $1,566,316       $1,642,974       $3,445,951        $2,934,813
  Energy operations          372,917          427,161          693,839           807,571
                          ----------       ----------       ----------        ----------
                           1,939,233        2,070,135        4,139,790         3,742,384

Cost of sales:
  Dye manufacturing        1,194,242        1,192,801        2,554,466         2,201,366
  Energy operations          356,504          396,027          740,799           764,487
                          ----------       ----------       ----------        ----------
                           1,550,746        1,588,828        3,295,265         2,965,853

Gross profit:
  Dye manufacturing          372,074          450,173          891,485           733,447
  Energy operations           16,413           31,134          (46,960)           43,084
                          ----------       ----------       ----------        ----------
                          $  388,487       $  481,307       $  844,525        $  776,531
                          ==========       ==========       ==========        ==========


         Dye manufacturing revenue for the six month period ended June 30, 1996 increased 17% from the comparable 1995 period and decreased 5% during the three month period ended June 30, 1996 as compared to the same 1995 period. Gross profit margins for all periods presented have



                                    16 of 20
         remained relatively stable. The decline in sales during the three months ended June 30, 1996 as compared to the same 1995 period is composed primarily of two items. Rose Color normally makes three shipments of its Green 70 product to Italy during the first six months of the year. In 1996, two shipments were made in the first quarter of 1996 and the third was made during the second quarter. During 1995, the reverse was true. Secondly, sales of intermediates to India were $72,000 higher during the 1995 second quarter than the 1996 second quarter. If the impact of these two items is eliminated, sales during the second quarter would have increased seven percent (7%).

         The majority of the increase in sales for the six month period ended June 30, 1996 is the 54% increase in powder dye sales. During the 1995 period, powder dye sales represented 28% (consisting of 10% manufactured powder dyes and 18% purchased powder dyes) of total sales, while, during the 1996 period, powder dye sales represent 37% (consisting of 20% manufactured powder dyes and 17% purchased powder dyes) of total sales. The increase in manufactured powder dye sales has somewhat mitigated the negative impact of continued pricing pressure from competitors for the Company's liquid red dye which is used for offroad diesel coloration.

         Energy revenues during the three and six month periods ended June 30, 1996 decreased by approximately 13-15% from the 1995 periods. While the revenue declines have been substantial, the impact on gross profit has been relatively insignificant as indicated in the table above, except for the negative gross profit of $77,000 experienced by Kinder for the six months ended June 30, 1996. Kinder is expected to continue to incur losses as long as the plant continues to operate. Accordingly, management is in process of evaluating a plan to shut down the processing plant and operate the gathering system portion of the facility. Initial indications are that this will at a minimum eliminate the continuing losses and could result in generating some profit.

                             OTHER EXPENSE (INCOME)

         Selling, general and administrative expense increased $175,097 (17%) during the six months ended June 30, 1996 as compared to the same 1995 period. The increase consists of higher audit costs of $56,000, an increase of $109,000 in shareholder communications costs, an increase of $30,000 for dues and subscriptions, an increase of $55,000 for legal fees, an increase of $27,000 for sales commissions and a decrease of $100,000 in compensation related expenses. The audit cost increased due to substantially all costs for the 1995 audit being included in continuing operations of the first quarter of 1996 whereas approximately


                                    17 of 20

         $42,000 of the 1995 cost was included in discontinued operations. In addition, costs were higher during the 1996 period due to the additional costs associated with a change of auditors as discussed in the Company's Form 10-KSB. Shareholder communications cost increases are a result of the cost of public relations firms retained for the WINCOM acquisition. The increase in dues and subscriptions is a result of the cost of the proxy filing fee paid in late March 1996 when the preliminary proxy was filed with the SEC. The increase in legal fees is principally related to the WINCOM acquisition and the increase in sales commissions is primarily due to higher dye sales. The decline in compensation costs is a result of the Company paying its former president, R. Michael Still, $100,000 during the second quarter of 1995 to settle its employment agreement with him.
         This payment is also the primary reason for selling general and administrative costs declining $82,668 (13%) during the three month period ended June 30, 1996 as compared to the same 1995 period.

         Interest costs increased $25,015 (23%) during the six month period ended June 30, 1996 as compared to the same 1995 period. The net increase consists of the $84,000 in interest accrued on $1,400,000 of the settlement, pursuant to the settlement agreement, which is contingent upon court approval. In addition, the Company retired $249,000 in convertible debentures during the second quarter of 1995, which resulted in a reduction in interest expense of $20,000 during the1996 period than was incurred during the 1995 period. The remaining decreases are primarily due to the debt reductions at Rose Color.

         As discussed in note G to the financial statements, the initial minimum settlement amount of $1,900,000 was accrued during the second quarter of 1995.

         During the second quarter of 1996, the Company sold all of its remaining oil and gas producing properties for cash. The sale resulted in recognition of a loss in the amount of $73,700.

         Mafatlal Rose Color Industries Ltd., which is 49% owned by Rose Color, began initial production during the fourth quarter of 1995. The Company's share of losses incurred for the six month period ended June 30, 1996 amounted to $71,847.

         The Company realized gains from the sale of equity securities in the amount of $174,428 during the six month period ended June 30, 1996, as compared to a loss of $28,391 during the corresponding 1995 period.

         Interest and other income increased $67,352 (78%) during the six months ended June 30, 1996, as compared to the same 1995 period. The


                                    18 of 20
         increase consists primarily of the $51,819 gain which Liberal Hull realized during the 1996 period as a result of the lawsuit settlement with the predecessor owner and a gain of $33,943 realized by Peacock as a result of workers compensation insurance refunds, reduced by lower interest income as a result of lower cash balances during the 1996 period as compared to the 1995 period.


         As discussed in the footnotes to the financial statements, the change in plans by the Company to not distribute its ownership of Rose Ltd. to its sharehodlers resulted in Rose Ltd. no longer being classified as a discontinued operation and the assets and liabilities of Rose Ltd. were consolidated with the Company's other operations at June 30,
         1996.   The consolidation of Rose Ltd. and its subsidiaries with the
         Company's other operations required that a deferred tax asset in the amount of $762,000 be established on the books of the Company, which was equal to the deferred tax liability on the books of Rose Ltd. The establishment of the deferred tax asset constitutes the majority of the negative income tax expense included in the statement of operations for the periods ended June 30, 1996.




                                    19 of 20

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As discussed in note G to the condensed consolidated financial statements, the Company and the other parties in all material pending actions have reached an agreement to settle such actions. The principal litigation is still subject to court approval.

ITEM 5.  OTHER INFORMATION

    (a) On June 14, 1996, the Company executed an Agreement of Merger with WINCOM whereby WINCOM will be merged with and into the Company. This agreement superseded the Asset Purchase Agreement originally executed on May 25, 1995 and amended March 15, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - None

    (b)  Reports on Form 8-K - None filed during the quarter ended June 30, 1996


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        STRUTHERS INDUSTRIES, INC.




Date: August 14, 1996                    By: /s/ G. David Gordon
     ----------------                       ------------------------------
                                            G. David Gordon
                                            Secretary and Acting President



Date: August 14, 1996                    By: /s/ James R. Ross
     ----------------                       ------------------------------
                                            James R. Ross
                                            Controller



                                    20 of 20

                                EXHIBITS INDEX


EXHIBIT NO.                                          DESCRIPTION

   27                                         FINANCIAL DATA SCHEDULE