Form 10QSB
period 1996-09-30
STRUTHERS INDUSTRIES INC
filed 1996-11-19
CIK 94945

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: SEPTEMBER 30, 1996           Commission File Number: 0-2707

                           STRUTHERS INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                                73-0746455
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

            1875 CENTURY PARK EAST, SUITE 200, LOS ANGELES, CA 90067
                     (Address of principal executive office)

                                 (310) 557-1875
                (Issuer's telephone number, including area code)

                 100 WEST 5TH STREET, SUITE 601, TULSA, OK 74103
                            (Issuer's former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK $0.10 PAR VALUE                        24,722,467
----------------------------                        ----------
         Class                                     Outstanding at
                                                  October 31, 1996

Transitional Small Business Disclosure Format (Check one):    Yes   ; No  X
                                                                 ---     ---

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

                                                                      PAGE NO.
                                                                      --------

PART I.      Financial Information

  Item 1.    Condensed Consolidated Balance Sheets -
             September 30, 1996 and December 31, 1995                   3-4

             Condensed Consolidated Statements of Operations -
             Three months ended September 30, 1996 and 1995;
             nine months ended September 30, 1996 and 1995;
             from inception (June 3, 1993) to September 30, 1996         5

             Condensed Consolidated Statement of Stockholders'
             Equity - Nine months ended September 30, 1996               6

             Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1996 and 1995              7-9

             Notes to Condensed Consolidated Financial Statements -
             Nine months ended September 30, 1996                      10-15

  Item 2.    Management's Plan of Operation                            16-18

PART II.     Other Information                                           19

                         PART 1 - FINANCIAL INFORMATION

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       1996              1995
                                                   (Unaudited)         (Audited)
                                    ASSETS
CURRENT ASSETS
  Cash                                             $    311,151       $    330,767
  Equity securities                                      49,183                 --
  Accounts receivable, trade                            229,851                 --
  Inventory                                             135,083            438,654
  Prepaid expenses and other assets                     612,712            656,689
  Loans receivable                                    4,828,848              6,175
                                                   ------------       ------------
                                                      6,166,828          1,432,285

PROPERTY AND EQUIPMENT, net                           3,298,908            206,831

OTHER ASSETS
  Broadcast licenses                                 90,984,412         79,048,589
  Contract for broadcast equipment build-out          4,600,080          4,600,080
  Real estate held for investment                    29,122,683         28,431,335
  Annuity                                                    --          6,643,427
  Property rights                                     6,000,030                 --
  Investment in unconsolidated companies              6,149,833            615,973
  Investment securities                                 525,000                 --
  Other licenses                                        686,521            232,497
  Trust deed receivable                                  49,151             49,151
  Loan receivable from related company                7,920,183             13,850
  Intellectual property rights                           14,500                 --
  Trademark - WINCOM                                         --                 --
                                                   ------------       ------------
    Total other assets                              146,052,393        119,634,902
                                                   ============       ============
                                                   $155,518,129       $121,274,018
                                                   ============       ============

See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                     1996                 1995
                                                                  (Unaudited)          (Audited)
                                                                 -------------        ------------
             LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                               $  3,200,996         $  1,080,444
  Accrued commissions                                                      --            1,328,024
  Accrued officer compensation                                             --               93,742
  Payroll taxes                                                        98,331              469,002
  Accrued interest                                                  1,110,617              468,814
  Other accrued expenses                                              416,430                   --
  Loans from related parties                                           37,676                8,500
  Debentures payable                                                   25,370              115,300
  Demand loans payable                                              1,669,964              562,215
  Current portion of long-term debt                                   107,335                   --
  Contract obligation                                                      --           12,500,000
  Accrued settlement expense                                        3,250,000                   --
                                                                 ------------         ------------
    Total current liabilities                                       9,916,719           16,626,041

LONG-TERM OBLIGATIONS
  Installment obligations to FCC                                   16,511,650           16,457,650
  Other                                                               508,678                   --

PREFERRED STOCK OF SUBSIDIARY
  Series A, B, C and D preferred stock of subsidiary              197,428,860          124,790,621
  Stock subscription receivable                                      (851,554)                  --
  Shares issued for future obligations                             (8,868,121)          (4,529,639)
  Shares issued to entities with a major investment in the
    preferred stock                                               (17,693,026)         (10,892,992)
                                                                 ------------         ------------
      Total preferred stock of subsidiary, net                    170,016,159          109,367,990

STOCKHOLDERS' DEFICIT
  Common stock                                                      2,472,247               55,342
  Additional paid-in capital                                          160,053              699,690
  Stock subscription receivable                                      (140,000)                  --
  Deficit accumulated during the development stage                (43,927,377)         (21,932,695)
                                                                 ------------         ------------
                                                                  (41,435,077)         (21,177,663)
                                                                 ------------         ------------
                                                                 $155,518,129         $121,274,018
                                                                 ============         ============


See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                                   FROM INCEPTION
                                              THREE MONTHS ENDED                      NINE MONTHS ENDED          (JUNE 3, 1993) TO
                                                 SEPTEMBER 30,                          SEPTEMBER 30,              SEPTEMBER 30,
                                            1996               1995                 1996                1995            1996

REVENUES                                $   168,068        $         --        $    175,378        $      1,000   $    186,908
                                        -----------        ------------        ------------        ------------   ------------
GENERAL AND ADMINISTRATIVE
 Compensation and related                  (355,109)            146,495             477,022             418,798      2,239,960
 Management fee                              14,600                  --              14,600                  --        624,600
 Consulting and contract labor            2,440,271              63,847           8,327,791             189,920     11,355,074
 Financing commissions                      282,388             463,330           1,595,736             566,693      3,746,675
 General operating                        1,269,372             512,666           2,903,205             752,397      4,375,275
 Bad debt expense                        (1,009,837)                 --                  --                  --             --
 Lodging, meals and entertainment           705,582             302,117           1,463,097             618,554      2,502,194
 Office occupancy                            50,231              42,527             196,834             104,173        587,814
 Real estate operations                   4,996,571             326,075           5,071,068             331,181      5,491,638
 Energy operations                          151,164                  --             151,164                  --        151,164
 Research and development                        --                  --                  --             161,141        161,141
 Reserve on real estate held for
   investment                                    --           8,000,000                  --           8,000,000      8,000,000

                                        -----------        ------------        ------------        ------------   ------------
                                          8,545,233           9,857,057          20,200,517          11,142,857     39,235,535
                                        -----------        ------------        ------------        ------------   ------------
LOSS FROM OPERATIONS                     (8,377,165)         (9,857,057)        (20,025,139)        (11,141,857)   (39,048,627)
                                        -----------        ------------        ------------        ------------   ------------
OTHER INCOME (EXPENSE)
 Interest and other income                       --               6,795                  --               6,795        143,427
 Other deductions                           938,353               1,600          (1,219,118)                 --     (3,761,198)
 Interest expense                          (129,326)           (170,950)           (750,425)           (183,959)    (1,260,993)
                                        -----------        ------------        ------------        ------------   ------------
                                            809,027            (162,555)         (1,969,543)           (177,164)    (4,878,764)
                                        -----------        ------------        ------------        ------------   ------------
NET LOSS                                $(7,568,138)       $(10,019,612)       $(21,994,682)       $(11,319,021)  $(43,927,391)
                                        ===========        ============        ============        ============   ============

NET LOSS PER PRIMARY SHARE              $     (0.50)       $      (0.96)       $      (1.71)       $      (1.20)
                                        ===========        ============        ============        ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                            15,254,701          10,437,163          12,882,257           9,441,311
                                        ===========        ============        ============        ============

See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF STOCKHOLDERS' DEFICIT


                                            COMMON STOCK            PAID-IN         STOCK        ACCUMULATED
                                         SHARES       AMOUNT        CAPITAL      SUBSCRIPTION      DEFICIT           TOTAL
BALANCE AT, January 1, 1996            55,342,000    $   55,342    $ 699,690     $      --      $(21,932,695)    $(21,177,663)

 Stock sold                               125,000           125           --                                             125

 Payment of expenses                      800,000           800                                                          800

 Future obligations                     1,565,000         1,565                                                        1,565

 Issuance of Founder shares            16,200,000        16,200      (16,200)

 Net loss                                                                                        (21,994,682)     (21,994,682)

 Reorganization                       (49,309,533)    2,398,215     (523,437)     (140,000)                         1,734,778
                                      -----------    ----------    ---------     ---------      ------------     ------------
BALANCE AT September 30, 1996          24,722,467    $2,472,247    $ 160,053     $(140,000)     $(43,927,377)    $(41,435,077)
                                      ===========    ==========    =========     =========      ============     ============

See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FROM INCEPTION
                                                              NINE MONTHS ENDED           (JUNE 3, 1993) TO
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                          1996                1995                1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                            $(21,994,682)       $(11,319,021)       $(43,927,391)
 Items not affecting cash:
  Bad debt                                                     --                  --                  --
  Depreciation                                              4,113                  --              57,279
  Amortization of annuity discount                             --                  --            (143,427)
  Expenditures paid by shareholder and related
    parties                                                    --                  --             610,000
  Loss on exchange of preferred shares                         --                  --           2,500,000
  Expenses paid with issuance of stock                 13,513,188             469,872          16,083,745
  Reserve on real estate held for investment                   --           8,000,000           8,000,000
  Gain on sale of marketable securities                   (45,000)                 --             (45,000)
 Decrease (increase) in assets:
   Accounts receivable                                    (51,931)                 --             (51,931)
   Inventories                                            (32,866)                 --             (32,866)
   Prepaid expenses and other assets                      463,254             108,000             356,595
 Increase (decrease) in liabilities:
   Accounts payable                                     1,747,865             752,616           2,828,309
   Accrued expenses                                       551,187             200,171           2,441,767
   Payroll taxes payable                                 (370,673)             49,586              98,329
                                                     ------------        ------------        ------------
                                                     $ (6,215,545)       $ (1,738,776)       $(11,224,591)
                                                     ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash used for purchase of equipment             $   (121,208)       $    (15,000)       $   (136,208)
 Acquisition of licenses and property rights              (49,525)                 --             (49,525)
 Net cash acquired in reorganization                      303,722                  --             303,722
 Proceeds from sale of equity securities                   10,000                  --              10,000
                                                     ------------        ------------        ------------
                                                     $    142,989        $    (15,000)       $   127,989
                                                     ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
(Repay) bank overdraft                               $    198,914        $    (57,677)       $    198,914
Sale of debentures payable                                (36,630)                 --             506,670
Proceeds from notes payable                               748,749              56,213           1,310,978
Principal repayments                                      (16,651)                 --             (16,651)
Net loans from (to) affiliated companies                  (26,620)            (71,973)            (40,470)
Net loans from (to) others                                (65,928)           (159,897)            276,257
Issuance of preferred stock                             5,181,106           2,015,849           9,102,055
Common stock subscription collections                      70,000                  --              70,000
                                                     ------------        ------------        ------------
                                                     $  6,052,940        $  1,782,515        $ 11,407,753
                                                     ------------        ------------        ------------

See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                           FROM INCEPTION
                                                              NINE MONTHS ENDED          (JUNE 3, 1993) TO
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                            1996              1995               1996
INCREASE (DECREASE) IN CASH                             $  (19,616)       $    28,739        $   311,151
CASH at beginning of period                                330,767                 --                 --
                                                        ----------        -----------        -----------
CASH at end of period                                   $  311,151        $    28,739        $   311,151
                                                        ==========        ===========        ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid                                          $  108,616        $    26,268        $   174,880
                                                        ==========        ===========        ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING TRANSACTIONS:
  Loans paid by issuing WINCOM preferred stock          $1,075,500        $        --        $ 1,275,500
  Fixed assets acquired by issuing WINCOM
   preferred stock:
    Cost of assets                                      $2,577,774        $   269,995        $ 2,837,771
    Expensed                                                85,892                 --            115,894
    Cash paid                                             (121,208)           (15,000)          (136,208)
                                                        ----------        -----------        -----------
                                                        $2,542,458        $   254,995        $ 2,817,457

  Common stock of WINCOM issued in exchange for:
    Paid-in capital                                     $   16,200        $        --        $    76,100
    Loans payable                                               --                 --            139,860
                                                        ----------        -----------        -----------
                                                        $   16,200        $        --        $   215,960

  Contract obligation issued for:
    Broadcast licenses                                  $       --        $        --        $12,500,000
    Real estate                                          1,183,000                 --          1,183,000
                                                        ----------        -----------        -----------
                                                        $1,183,000        $        --        $13,683,000

  Installment obligations to FCC assumed                $   54,000        $16,457,650        $16,511,650
  Demand loans assumed for real estate                   1,600,000                 --          1,600,000
  Note receivable for real estate, inventory and
    prepaid expense                                      7,959,595                 --          7,959,595


See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             FROM INCEPTION
                                                                  NINE MONTHS ENDED         (JUNE 3, 1993) TO
                                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                                               1996               1995              1996
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING TRANSACTIONS: (Continued)
  Preferred stock of WINCOM issued in exchange for:
    Broadcast licenses                                    $11,856,798        $ 50,060,733       $ 61,947,737
    Deposits on broadcast equipment build out                      --           4,600,080          4,600,080
    Real estate held for investment                         5,208,000          29,231,311         41,639,335
    Entities with a major investment in the Company         7,050,004          11,607,992         17,942,996
    Annuities                                              (6,500,000)          5,785,000                 --
    Property rights                                        12,000,030                  --         12,000,030
    Investment in unconsolidated related company                   --                  --            615,973
    Accrued commissions                                     1,328,024                  --          1,328,024
    Security device                                         4,406,711           4,317,578          9,364,066
    Property and equipment                                         --             254,995                 --
    Inventory                                                 165,033             238,014            603,687
    Payment of contract obligation                         13,683,000                  --         13,683,000
    Prepaid expenses                                          321,146             400,000            871,176
    Other licenses                                            444,024             232,497            676,520
    Trust deed receivable                                          --              49,151             49,151
    Loans receivable                                          472,562                  --            472,562
    Debentures                                                 53,300                  --            481,300
                                                          -----------        ----------         ------------
                                                          $50,488,632        $106,777,351       $166,275,637
                                                          ===========        ============       ============
  Assets acquired and liabilities assumed in
    reorganization:
      Accounts receivable - trade                         $   179,454        $         --       $    179,454
      Stock subscription receivable                            70,000                  --             70,000
      Marketable securities                                   104,183                  --            104,183
      Inventory                                               102,217                  --            102,217
      Prepaid expenses and other assets                       105,357                  --            105,357
      Loans receivable                                      4,093,602                  --          4,093,602
      Property and equipment, net                             690,988                  --            690,988
      Investment securities                                   525,000                  --            525,000
      Advances to WINCOM                                       29,996                  --             29,996
      Accounts payable                                       (173,773)                 --           (173,773)
      Accrued expenses                                       (413,304)                 --           (413,304)
      Long-term debt                                         (632,664)                 --           (632,664)
      Accrued settlement expense                           (3,250,000)                 --         (3,250,000)
      Equity in net assets acquired                        (1,734,778)                 --         (1,734,778)
                                                          -----------        ----------         ------------
        Cash received in reorganization                   $   303,722        $         --       $    303,722
                                                          ===========        ==========         ============


See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Struthers Industries, Inc. ("Struthers" or the "Company") was incorporated in the State of Delaware on February 2, 1965. On September 5, 1996, Struthers entered into an Agreement and Plan of Reorganization by and among Struthers, WINCOM Corp. ("WINCOM") and WINCO Corp. ("WINCO") wherein Struthers agreed to issue to WINCO One Hundred Thirty-Eight Million Four Hundred Ninety Thousand Eight Hundred Fifty-Six (138,490,856) shares of its common stock in exchange for one hundred percent (100%) of the issued and outstanding shares of common stock of WINCOM (the "Agreement"). At the closing, Struthers issued Thirteen Million (13,000,000) shares of common stock to WINCO, which leaves a balance of One Hundred Twenty-Five Million Four Hundred Ninety Thousand Eight Hundred Fifty-Six (125,490,856) shares of its common stock to be issued to WINCO. (All of the above common share amounts are prior to the .425 for one reverse split to be effected by Struthers upon the filing of its Restated Certificate of Incorporation).

         It is intended that the Restated Certificate of Incorporation will include the following changes:

         - The par value of the common stock will be reduced from $0.10 per share to $0.01 per share;

         - The common stock will be reverse split with .425 shares exchanged for each share currently issued and outstanding;

         -       The name of the Company will be changed to WINCOM Corp.;

         - The authorized shares of common stock will increase from Twenty-Five Million (25,000,000) to Ninety-Eight Million (98,000,000).

         After receipt of the Restated Certificate of Incorporation, the Company will issue the remaining One Hundred Twenty-Five Million Four Hundred Ninety Thousand Eight Hundred Fifty-Six (125,490,856) shares to WINCO, which after the reverse split will result in the issuance of Fifty-Three Million Three Hundred Thirty-Three Thousand Six Hundred Thirteen (53,333,613) shares of common stock, at which time WINCO will own approximately 92% of the issued and outstanding common stock of the Company.


         PRINCIPLES OF CONSOLIDATION

         The reorganization discussed above is being accounted for as a reverse merger, wherein the operations of WINCOM become the historical operations of the combined companies with the continuing operations of Struthers being included only after the completion of the acquisition. Accordingly, the condensed consolidated financial statements include the accounts of WINCOM and its wholly-owned subsidiaries from inception, June 9, 1993, and include the accounts of Struthers and the subsidiaries which it wholly owned prior to the reorganization from September 5, 1996.


         The consolidated financial statements of WINCOM include the following wholly-owned subsidiaries which hold ownership of real estate and broadcast licenses pending the completion of the reorganization discussed above and are not actively engaged in business:

         Bayshore Interactive Partners               P. Kouri Corp.
         Capital Hills Development Corporation       P.A.W. Inc.
         Capital Hills Holding                       Pacific Inter-Neighborhood Network, Inc.
         Central Inter-Neighborhood, Inc.            Shaker IVDS Partners, Inc.
         Interactive Innovations Corp.               South Central Inter-Neighborhood Network, Inc.
         L.C.I. Investments, Inc.                    South Eastern Inter-Neighborhood Network, Inc.
         LNN Intellectual Properties                 South Western Inter-Neighborhood Network, Inc.
         Mager, Inc.                                 Midwestern Inter-Neighborhood Network, Inc.
         Toma Kouri Corp.                            North Central Inter-Neighborhood Network, Inc.
         V.W.Y. Thermal, Inc.                        North Eastern Inter-Neighborhood Network, Inc.
         WCI Partners, Inc.                          Westborn Development

         The consolidated financial statements of Struthers before the organization included the following wholly-owned subsidiaries:

         Peacock Aerospace, Inc.             Kinder Gas Processing Corporation
         Liberal Hull Company

         Struthers and WINCOM are collectively referred to herein as the "Company".

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 which are included in the Struthers Form 8-K/A and dated September 5, 1996 and the financial statements and notes thereto included in the Annual Report of Struthers on Form 10-KSB, as amended by Form 10-KSB/A for the year ended December 31, 1995. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year. Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.


         NATURE OF OPERATIONS

         The Company is currently in the development stage of operations concentrating its efforts on raising capital, product research and development, marketing its services, seeking acquisitions, and acquiring the necessary assets to begin business operations. WINCOM acquired most of its assets by issuing its preferred stock in acquisitions which are contingent upon the completion of the reorganization agreement discussed above.

B.       STOCK OPTIONS AND WARRANTS

         During 1995, the Company established its 1995-1996 stock option plan which reserved 2,500,000 common shares for certain employees, directors and consultants to purchase the

         Company's common stock. During 1995, options to acquire 2,335,000 shares were granted and exercised. As of September 30, 1996 there continues to remain available options to acquire 165,000 shares of the Company's common stock under this plan which are available for grant until December 31, 1996.

         During August 1996, the Company established its 1996-1997 stock option plan which reserved 2,000,000 common shares for certain employees, directors and consultants to purchase the Company's common stock. As of September 30, 1996 no options to acquire shares of the Company's common stock under this plan have been granted. The options are available for grant until December 31, 1998.

         As of January 1, 1996, there were warrants outstanding to acquire 140,000 shares of the Company's common stock at $1.75 per share. During the nine months ended September 30, 1996, warrants were exercised for cash to acquire 95,000 shares. There remains one warrant to acquire 45,000 shares of the Company's common stock outstanding at September 30, 1996 which expires December 1, 1996.

         As of September 30, 1996, there were stock subscription receivables in the amount of $140,000 which is recorded as a reduction in stockholders' equity.

C.       INCOME TAXES

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

D.       COMMITMENTS, CONTINGENCIES AND SETTLEMENTS

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

         On or about July 15, 1995, the Company and the other parties in these actions reached an agreement in principle to settle both actions. The parties executed a memorandum of understanding which incorporated all the terms of the settlements in the respective lawsuits. On or about April 16, 1996, the parties slightly modified the terms of the proposed settlement (but not the total settlement amount) which now call for total payments by February 15, 1997 of $1.9 million plus interest by the Company. As of November 1, 1996, the Company had paid a total of $500,000 into the settlement fund. The total amount of the settlement will increase to $3.75 million plus interest when the remaining shares issuable to WINCO under the Agreement are issued. The Company accrued the entire amount of $3,750,000 as a settlement expense in 1995.

         The Company has secured the payment of the balance of $3.25 million through the issuance of two million shares of authorized but unissued common stock into trust for the benefit of the class members, which shares will be registered by the Company in an anticipated public offering in late 1996 or early 1997. In addition, the Company has executed two consent judgments to be held by Plaintiffs' counsel pending the receipt of the full settlement. One judgment in the amount of $1.4 million could have been filed of record and executed upon in the event that the Company did not enter into the transaction with WINCOM by September 1, 1996. The remaining judgment of $1.85 million may be executed upon if the Company fails to make the total amount of the settlement payments due. In any event, the total sum to be collected on behalf of the plaintiffs shall not exceed the sum of $3.75 million plus interest. The definitive settlement agreement incorporating the terms of the memorandum of understanding was executed by the parties and filed with the United States District Court for the Northern District of Oklahoma (the "Court") on June 27, 1996. The Court entered its preliminary approval of the settlement on June 28, 1996. On October 21, 1996, the Court held a hearing on the settlement, at which time it approved the terms of the settlement by entering its order of Final Judgment and Order of Dismissal. The Court also dismissed the pending actions with prejudice in such order.

         In a meeting with representatives of the Company on July 30, 1996, the Securities and Exchange Commission ("SEC") informed the Company that it had opened an informal inquiry in connection with certain past statements, projections and claims concerning the assets, business prospects and future operating results of WINCOM and the future market value, prices and trading in the Company's Common Stock which were not accompanied by disclosures of certain material facts concerning those matters or of material risks concerning WINCOM's business. No adversarial proceedings have been commenced by the SEC. The Company is cooperating with the staff of the SEC in its inquiry.

         The SEC did not review the Company's Amendment No. 1 to its Proxy Statement which was filed June 14, 1996. Specifically, by letter dated June 26, 1996, the staff of the SEC advised the Company that it would not be in a position to comment further on the revised preliminary proxy statement of Struthers until it received information it had requested concerning the projections or similar claims made by the President of WINCOM and a financial analyst during a certain teleconference ("Teleconference"), statements made in the May 1 letter to WINCOM's shareholders, and in other communications to the public.

         During the Teleconference, various projections and other claims were made by or on behalf of WINCOM or the Company and statements were made, which in some instances, were inconsistent with information in the amended preliminary proxy statement which was later filed with the SEC. Because the statements made during the Teleconference did not include all material facts regarding the values of WINCOM's assets, its corresponding liabilities or the risks of WINCOM's potential risks and rewards, investors should not rely upon the material facts presented. Similarly, all predictions of price performance and other claims made during the Teleconference were based, in part, upon the speaker's perception of market conditions and related industries in general. There can be no assurance of future market value, prices or trading in the Company's Common Stock.

         Additionally, due to the inexperience of WINCOM's president with respect to securities matters, certain statements in the May 1 letter relating to SEC's review of the proxy statement of the Company were incorrect, including the following statements: that the comments of the SEC staff were "cursory" in nature; that the SEC staff had "completed" its review and would give a "green light" to the proxy material; and that the staff's comments would be responded to by May 10, 1996. The SEC staff's comments were substantive and extensive and its review was not then completed and neither the SEC nor its staff is authorized to approve disclosure documents. Moreover, due to the restructuring of the proposed transaction with WINCOM, Struthers did not respond to the SEC staff's comments by May 10, 1996. Additionally, subsequent statements, including those in a press release dated July 31, 1996, and the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 1996, concerning the status of the Company's preliminary proxy material or the proposed transaction between WINCOM and the Company did not disclose the SEC's inquiry about the statements in the May 1 letter, the Teleconference or other communications.

         Past statements, projections and claims concerning the assets, business prospects and future operating results of WINCOM and the future market value, prices and trading in the Company's Common Stock not accompanied by disclosure of certain material facts concerning those matters or of material risks concerning WINCOM's business, should not be relied upon. Investors who relied upon such statements, projections and claims in connection with transactions in the common stock of the Company may have claims under the federal securities laws and other remedies, if they suffered damage as a result. Although the Company believes that it has defenses to any such claims, if asserted, there can be no assurance that such defenses would be successful. Accordingly, the potential liability created by any such claims could materially adversely impact the operations and financial position of the Company and thus could constitute additional material risks to investors in the Company's Common Stock.


E.       SUBSIDIARY PREFERRED STOCK

         WINCOM has authorized four series of its preferred stock.

         PREFERRED "A" STOCK - Its $16.67 Series "A" Cumulative Convertible Preferred Stock is convertible into two common shares and accrues dividends at 10% per year. The Board of Directors has not authorized payment of accrued dividends.

         PREFERRED "B" STOCK - Its $16.67 Series "B" Convertible Preferred Stock is convertible into one and one-half common shares and has an annual dividend of 7.5%.

         PREFERRED "C" STOCK - Its $16.67 Series "C" Convertible Preferred Stock is convertible into two common shares and has an annual dividend of 7%.

         PREFERRED "D" STOCK - Its $42.00 Series "D" Cumulative Convertible Preferred Stock is convertible into one and one-half common shares, with the restriction that the stock may not be converted for two years following the date of issuance, or until the Company's common stock has been trading at a price of $50 per share or more for nine consecutive days, which ever occurs first. The shares accrue dividends at 5% per year. The Board of Directors has not authorized payment of accrued dividends.

         The following table summarizes the WINCOM Preferred Stock transactions since January 1, 1996:


                                                      SHARES             AMOUNT
PREFERRED "A" STOCK
 Balance January 1, 1996                               656,979        $ 10,834,089
 Stock sold                                            302,386           5,036,629
 Void purchase of investments with stock               (59,988)         (1,000,000)
 Acquisition of assets                                   1,500              25,005
 Payment of expenses                                     4,740              79,016
 Future obligations                                     (9,930)           (165,532)
                                                     ---------        ------------
                                                       895,687        $ 14,809,207
                                                     =========

PREFERRED "B" STOCK
 Balance January 1, 1996                             1,199,103        $ 19,989,032
 Investment in entities with a major investment
   in WINCOM stock                                     578,884           9,649,997
 Void purchase of investments with stock              (585,483)         (9,760,009)
 Acquisition of assets                                   3,600              60,022
 Payment of expenses                                       800              13,336
 Future obligations                                      2,999              49,993
                                                     ---------        ------------
                                                     1,199,903        $ 20,002,371
                                                     =========

PREFERRED "C" STOCK
 Balance January 1, 1996                             5,636,924        $ 93,967,500
 Void purchase of investments with stock                (2,400)            (40,008)
 Acquisition of assets                                  66,605           1,106,989
 Payment of expenses                                   235,956           3,933,392
 Future obligations                                     51,363             616,173
                                                     ---------        ------------
                                                     5,988,448        $ 99,584,046
                                                     =========

PREFERRED "D" STOCK
 Balance January 1, 1996                                    --        $         --
 Forbearance                                            41,322           1,735,524
 Payment of debt                                        24,775           1,040,528
 Acquisition of assets                               1,198,613          50,341,722
 Payment of expenses                                    74,995           3,149,790
 Future obligations                                    161,075           6,765,672
 Issued as incentive to shareholders                    21,755                  --
                                                     ---------        ------------
                                                     1,522,535        $ 63,033,236
                                                     =========
Balance September 30, 1996                                            $197,428,860
                                                                      ============

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

         It is currently contemplated that the principal office of the Company will be moved to WINCOM's existing principal office in Los Angeles. The Company is now being operated by its Board of Directors: Sean P. O'Keefe, Co-Chairman and President of WINCOM and President of Struthers, a Director of WINCO, Raoul L. Carroll, Director and
         Chief Operating Officer of WINCOM, James L. DeWalt, Director and Chief Financial Officer of WINCOM and G. David Gordon, Secretary of
         Struthers and former Acting President of Struthers. It is anticipated that Raoul L. Carroll will be named Co-Chairman of the Company, and Jarius L. DeWalt will be named Executive Vice President and Chief Financial Officer of the Company at a Directors' Meeting scheduled for November 21, 1996. Additionally, the Company is interviewing various industry telecommunications professionals to complete the management team. When these decisions are made, Mr. O'Keefe will step down as President in favor of the new president to be hired and take the position of Co-Chairman and Secretary. Mr. Gordon will step down as both Secretary and Director when both new officers are hired.

         The new management team currently intends to implement the revised WINCOM Business Plan, which the Company adopted in connection with the Agreement, which focuses on developing Interactive Video and Data Service ("IVDS") systems. Management will also continue to supervise the Company's remaining energy-related operations. However, it is currently contemplated that these operations will be reduced and ultimately liquidated so that the Company can focus on the implementation of the WINCOM Business Plan.

         Pursuant to the WINCOM Business Plan, the Company will seek to develop and deploy commercial applications for IVDS systems pursuant to IVDS licenses to be acquired pursuant to the IVDS acquisition agreements and various letters of intent. The Company's immediate emphasis will be on processing all of the required FCC transfer documentation to vest the licenses currently under contract in the Company, and to finalize the closing of the IVDS acquisition agreements and the transactions contemplated thereby. WINCOM and the Company may seek waivers of FCC rules to permit the assumption by the Company of various installment payments currently associated with the licenses. There can be no assurance that the FCC will grant these waivers. In addition, current FCC regulations requires IVDS licensees to have IVDS systems in place by certain benchmark dates in order to avoid forfeiture of the licenses. Historically, the FCC has granted waivers of such requirements in connection with start-up technologies such as IVDS. However, there is no assurance that the FCC will provide any of such waivers if WINCOM is unable to meet these benchmark build-out requirements.

         The Company plans to establish its national IVDS network utilizing strategic alliances to provide data transmission services for the utility industry focusing initially on the top three IVDS utility data transmission services: 1) utility metering, 2) electrical grid control (supply/demand side management) and HVAC/home appliance control (smart home). The planned infrastructure for these services will allow one hundred percent market coverage in each licensed market built-out by the Company, which is necessary to attract the utility as customers. The Company has begun exploratory discussions with both utility strategic partners and non-utility potential financial partners in order to undertake a more rapid penetration of the various IVDS-licensed MSAs. In working with two potential strategic utility partners, the Company is developing at least two Alpha test sites and is finalizing its cost estimates for a comprehensive build-out of the national system. Current estimates for the total cost of building the infrastructure for the first 8000 homes is approximately $5.7 million.

         The Company will require significant amounts of capital for research and development of its proprietary national wireless communications network and related products and services, investments in the installation and testing of such network, related sales and marketing and general and administrative expenses. Historically, WINCOM has satisfied its liquidity requirements primarily through external financings, including private placements of equity and debt securities and interest income derived from the investment of the proceeds of its financing activities.

         Deployments of the Company's IVDS wireless communications networks will require substantial additional capital. In addition, funds will be required for further enhancements to the system software, firmware, hardware and other equipment to increase the speed, capacity and functionality of the system, to enhance system productivity over time and to expand the scope of utility and other network information services that may be offered by the Company's IVDS system. The Company currently estimates that total funds required for capital expenditures relating to the build-out of its IVDS communications network over the next 12 months will be approximately $35 to $50 million. However, the actual funds to be required will depend on the number of contracts the Company receives in each regional MSA and the corresponding number of homes in each MSA. The timing of cash needs will be dependent in large part on the speed with which various regulatory approvals are obtained for the various components of the Company's businesses. The Company has a best efforts commitment for an equity offering of approximately $35 million subject to certain conditions, including required due diligence activities. However, there can be no assurance that the Company can complete such offering successfully. Additional sources of capital may include project or conventional bank financing, public and private offerings of debt and equity securities and cash generated from operating activities which will provide financing for the installation of the WINCOM networks under its proposed strategic alliance with Quantum Controls Systems LLC, (Ameritech, Inc.'s Energy Management Group) additional strategic alliances and traditional project financing. There can be no assurance that the Company will be successful in obtaining any such borrowing or consummating any such offering.

         The Company believes these financing sources, if successfully obtained, together with existing cash, cash equivalents and anticipated interest income and other revenue, will be sufficient to meet its cash requirements for at least the next 12 months. Thereafter, the Company and WINCOM expects that it will require substantial additional capital. The extent of additional financing will depend on the success of the Company's business. Although the Company is currently unable to predict the amount of expenditures to be made after 1997 with respect to the IVDS network, it expects that cash used for the construction and installation of licensed MSA infrastructures and networks and for the purchase of property and equipment will increase substantially as and when the Company obtains service agreements with utilities, and that the Company will require significant amounts of additional capital from external sources. The Company expects to incur significant operating losses and to generate increasingly negative net cash flow during the next several years while it develops and installs its national IVDS network communications systems. There can be no assurance that additional financing will be available to the Company or, if available, that it can be obtained on terms acceptable to the Company. Future financing may be dilutive to existing stockholders of the Company. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development and expansion plans and expenditures, which could limit the ability of the Company to meet its future debt service requirements and could have a material adverse effort on the Company's business and on the value of the Company's Common Stock.

         In order to finance the extensive build-out, the Company is exploring the viability of selling minority interests in one or more or all of the eight regional IVDS operating companies that are anticipated eventually to hold the various licenses in each region, and/or the formation of various strategic partnerships, particularly for various national applications such as home security and utility meter reading. Although the Company has had a number of discussions with potential strategic partners, no assurances can be given that such discussions will result in any such partnership. The Company currently expects that a substantial portion of its future financing will be at the subsidiary level on a project basis. The Company expects to obtain third party financing for the construction of IVDS wireless networks based on the projected cash flow expected to be generated from such projects, after WINCOM has entered into a long-term services contract with a utility. The Company expects that the recurring revenue stream from this type of long-term services contract will support the amortization of debt incurred for the project involved. As a result, the Company does not anticipate deriving any significant cash from operations for several years.

         When economically feasible, the Company intends to pursue the commercial exploitation of the IVDS licenses, particularly focusing on the various utility industry applications (meter reading, peak demand control and energy monitoring). To date, the Company has no binding commitments for the commercial utilization of any IVDS systems, and there can be no assurance that the Company will obtain any such commitments.

         The final prong of the Company's plan of operations is to evaluate a range of strategic alternatives, including industry acquisitions, strategic alliances, joint ventures and long-term distribution and licensing agreements with other industry participants to further the implementation of the WINCOM Business Plan. The Company expects that a significant portion of the proposed acquisitions and alliances will complement the technology and IVDS components of the WINCOM Business Plan. Additionally, "fill-in" acquisitions and strategic alliances will be sought to enhance the national footprint of the Company's IVDS business by acquiring access to additional markets.

         The Company currently uses a number of contractual services for strategic staffing functions. Although a significant percentage of technical expertise will continue to be provided through these contractual relations, it is anticipated that the Company will need to staff up significantly over current levels. The Los Angeles office is anticipated to have approximately 15 full time employees over the next 12 months. Therefore, staffing will depend on the speed with which IVDS systems in individual markets become operational. Given the significant federal regulation for the Company's key businesses, the Washington D.C. office is anticipated to have three employees initially, but may grow as the IVDS business increases its revenues. It is anticipated that the office in New York will have five employees initially to oversee financial and capital market matters and shareholder relations. The Company anticipates building a regional marketing staff for the IVDS services of from 8 to 24 persons during the twelve months following the execution of the Agreement on September 5, 1996 (depending on the timing of IVDS licenses transfers) and the Company's ability to profitably ramp-up test market sales for key IVDS services such as advanced utility automation.

         While the management of both WINCOM and the Company believe that the reorganization, together with the implementation of the WINCOM Business Plan, presents a viable approach for the Company, there are numerous factors, including competition, financing, technology and others, which may impede the implementation of the WINCOM Business Plan and the ultimate success of the Company following the reorganization. As a consequence of these factors, management may be required to modify the WINCOM Business Plan as it is being implemented. There can be no assurance that the objectives of the WINCOM Business Plan will be realized or that the reorganization and the implementation of the WINCOM Business Plan will ultimately result in revenue or profits for the Company.

         The statements contained under the heading "Management's Plan of Operations" are forward looking and based on current expectations. The business of the Company following the closing, and especially whether the components of the WINCOM Business Plan will be implemented successfully and on schedule, is subject to the many risks and uncertainties, discussed above. These factors could cause the actual results of the Company to differ materially from current expectations.

                                     PART II

                                OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  As discussed in the notes to the condensed consolidated financial statements, the Company and the other parties in all material pending actions have reached an agreement to settle such actions, which agreement was approved by the United States District Court for the Northern District of Oklahoma on October 21, 1996. See Note D above.


ITEM 5.           OTHER INFORMATION

                  As discussed in the notes to the condensed financial statements, on September 5, 1996 Struthers, WINCOM and WINCO executed an Agreement and Plan of Reorganization which transfers 100% ownership of WINCOM to Struthers in exchange for Struthers' common stock.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Exhibit No. 27 (Financial Data Schedule)

         (b) Reports on Form 8-K - (i) The Company filed Form 8-K dated August 29, 1996, wherein it reported the sale of all of its ownership of the common stock of Rose International Ltd. The Form 8-K included pro forma financial statements as of June 30, 1996 and for the six months then ended, as well as, the year ended December 31, 1995. (ii) The Company filed Form 8-K dated September 5, 1996 which was later supplemented with Form 8-K/A to report the Agreement and Plan of Reorganization which is discussed in the notes to the condensed consolidated financial statements. The audited financial statements of WINCOM as of December 31, 1995 and for the years then ended and the unaudited financial statements of WINCOM as of June 30, 1996 and the six months then ended together with the pro forma statements giving effect to the reorganization are included in the Form 8-K/A.


                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         STRUTHERS INDUSTRIES, INC.




Date:  November 19, 1996                 By:  /s/ Sean P. O'Keefe
       -----------------                      -----------------------
                                              Sean P. O'Keefe
                                              President and
                                              Chief Financial Officer