Form 10QSB/A
period 1996-09-30
STRUTHERS INDUSTRIES INC
filed 1997-02-28
CIK 94945

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:  September 30, 1996

                           STRUTHERS INDUSTRIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       Delaware                      0-2707                    73-0746455
----------------------------      -----------              ------------------
(State or other jurisdiction      (Commission                (I.R.S. Employer
   of Incorporation)              File Number)             Identification No.)

     1875 Century Park East, Suite 200, Los Angeles, CA            90067
     ----------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code               (310) 557-1875
                                              -----------------------------

     100 West 5th Street, Suite 601, Tulsa, OK                     74103
     ----------------------------------------------------------------------
     (Issuer's Former Address)                                   (Zip Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 OR 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock $0.10 Par Value                            24,722,467
--------------------------------------           -------------------------------
                Class                            Outstanding at October 31, 1996

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [x]

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX


                                                                      PAGE NO.
                                                                      --------

PART I.  Financial Information

Item 1.   Condensed Consolidated Balance Sheets --
          September 30, 1996 and December 31, 1995                      3-4

               (Revised to reflect restated financial statements
            of World Interactive Network, Inc. at December 31, 1995)

                         PART I - FINANCIAL INFORMATION


                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1996           1995
                                                 (Unaudited)     (Audited)
                                                -------------   ------------

                                     ASSETS

CURRENT ASSETS
  Cash                                          $    311,151     $   330,767
  Equity securities                                   49,183              --
  Accounts receivable, trade                         229,851              --
  Inventory                                          135,083         438,654
  Prepaid expenses and other assets                  612,712         656,689
  Loans receivable                                 4,828,848           6,175
                                                ------------     -----------
                                                   6,166,828       1,432,285

PROPERTY AND EQUIPMENT, net                        3,298,908         206,831

OTHER ASSETS
  Broadcast licenses                              90,984,412              --
  Contract for broadcast equipment build-out       4,600,080              --
  Real estate held for investment                 29,122,683       4,349,762
  Annuity                                                 --       6,643,427
  Property rights                                  6,000,030              --
  Investment in unconsolidated companies           6,149,833         615,973
  Investment securities                              525,000              --
  Other licenses                                     686,521         232,497
  Trust deed receivable                               49,151          49,151
  Loan receivable from related company             7,920,183          13,850
  Intellectual property rights                        14,500              --
  Trademark - WINCOM                                      --              --
                                                ------------     -----------
     Total other assets                          146,052,393      11,904,660
                                                ============     ===========
                                                $155,518,129     $13,543,776
                                                ============     ===========


See notes to condensed consolidated financial statements

                           STRUTHERS INDUSTRIES, INC.
                  (A MAJORITY OWNED SUBSIDIARY OF WINCO CORP.)
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (CONTINUED)




                                                SEPTEMBER 30,   DECEMBER 31,
                                                    1996           1995
                                                 (Unaudited)     (Audited)
                                                -------------   ------------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                              $  3,200,996        $ 1,080,444
  Accrued commissions                                     --          1,328,024
  Accrued officer compensation                            --             93,742
  Payroll taxes                                       98,331            469,002
  Accrued interest                                 1,110,617            134,503
  Other accrued expenses                             416,430                 --
  Loans from related parties                          37,676              8,500
  Debentures payable                                  25,370            115,300
  Demand loans payable                             1,669,964            562,215
  Current portion of long-term debt                  107,335                 --
  Contract obligation                                     --                 --
  Accrued settlement expense                       3,250,000                 --
                                                ------------        -----------
     Total current liabilities                     9,916,719          3,791,730


LONG-TERM OBLIGATIONS
 Installment obligations to FCC                   16,511,650                 --
 Other                                               508,678                 --


PREFERRED STOCK OF SUBSIDIARY
  Series A, B, C and D preferred
    stock of subsidiary                          197,428,860         39,241,964
  Stock subscription receivable                     (851,554)                --
  Shares issued for future obligations            (8,868,121)        (4,529,639)
  Shares issued to entities with a major
    investment in the preferred stock            (17,693,026)       (10,892,992)
                                                ------------        -----------
    Total preferred stock of subsidiary, net     170,016,159         23,819,333


STOCKHOLDERS' DEFICIT
  Common stock                                     2,472,247             55,342
  Additional paid-in capital                         160,053            699,690
  Stock subscription receivable                     (140,000)                --
  Deficit accumulated during the
    development stage                            (43,927,377)       (14,822,319)
                                                ------------        -----------
                                                 (41,435,077)       (14,067,287)
                                                ------------        -----------
                                                $155,518,129        $13,543,776
                                                ============        ===========

See notes to condensed consolidated financial statements

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STRUTHERS INDUSTRIES, INC.


                                       By: /s/ Richard Wade
                                           ------------------------------
                                           Richard Wade, Vice President


Dated: November 19, 1996